Form 10-Q
period 1997-03-31
FLORDECO LTD
filed 1997-05-20
CIK 1011317

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ------------------
                                  FORM 10-Q
                              ------------------



                 (MARK ONE)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO
                                                ------------    ------------

                       COMMISSION FILE NUMBER 333-2820

                                 FLORDECO, LTD.
             (Exact Name of Registrant as Specified in its Charter)


                     FLORIDA                           65-0671467
              (State or Other Jurisdiction of          (IRS Employer
              Incorporation or Organization)           Identification No.)


                3951 FOWLER STREET                         33901
                FT. MYERS, FLORIDA                       (Zip Code)
      (Address of Principal Executive Offices)


                                 (941) 936-8888
               (Registrant's Telephone Number, Including Area Code)

                           -------------------------


Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety (90) days.  Yes      No  X
                                                 ----    ----

                                 FLORDECO, LTD.

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1997


                                     INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

            Condensed Balance Sheets - March 31, 1997 and December 31, 1996 . . . . . . . . . . . . . . . . . . . . .   2

            Condensed Statement of Operations - three months ended March 31, 1997 . . . . . . . . . . . . . . . . . .   3

            Condensed Statement of Cash Flows - three months ended March 31, 1997 . . . . . . . . . . . . . . . . . .   4

            Notes to Condensed Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk  . . . . . . . . . . . . . . . . . . . . . . .   9



PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 2.     Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 3.     Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 4.     Submission of Matters to a Vote of Securities Holders . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 5.     Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                FLORDECO, LTD.

                            CONDENSED BALANCE SHEET
                      March 31, 1997 and December 31, 1996
                                 (Unaudited)

                                    ASSETS


                                                                 March 31,               December 31,
                                                                   1997                      1996
                                                                -----------              ------------
CURRENT ASSETS
  Cash                                                          $  181,094                 $  246,000
  Due from related party                                               926
  Notes receivable                                                   7,500
                                                                ----------                 ----------
      Total current assets                                         189,520                    246,000
                                                                ----------                 ----------

RENTAL PROPERTY                                                    816,636
  Less accumulated depreciation                                      1,119
                                                                ----------
     Rental property, net                                          815,517
                                                                ----------

OTHER ASSETS                                                        10,228
                                                                ----------                 ----------
      Total assets                                              $1,015,265                 $  246,000
                                                                ==========                 ==========

                       LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES

  Current portion of long-term debt                             $  100,000
  Other liabilities                                                  5,642                 $   59,839
                                                                ----------                 ----------
      Total current liabilities                                    105,642                     59,839

LONG-TERM DEBT, less current portion                               400,000
                                                                ----------                 ----------
      Total liabilities                                            505,642                     59,839
PARTNERS' EQUITY                                                   509,623                    186,161
                                                                ----------                -----------

      Total liabilities and partners' equity                    $1,015,265                $   246,000
                                                                ==========                ===========



  The accompanying notes are an integral part of these financial statements.

                                FLORDECO, LTD.

                       CONDENSED STATEMENT OF OPERATIONS
                  For the three months ended March 31, 1997
                                 (Unaudited)







Expenses
  Advertising                                                                           $   3,580
  Depreciation                                                                              1,119
  Licenses                                                                                  2,387
  Amortization of loan costs                                                                  170
  Outside services                                                                            855
  Rubbish removal                                                                           1,807
  Other                                                                                       777
                                                                                        ---------
                                                                                           10,695
                                                                                        ---------

  Loss from operations                                                                    (10,695)

Interest income                                                                             2,898
                                                                                        ---------
Net loss                                                                                $  (7,797)
                                                                                        =========



  The accompanying notes are an integral part of these financial statements.

                                 FLORDECO, LTD.

                       CONDENSED STATEMENT OF CASH FLOWS
                   For the three months ended March 31, 1997
                                  (Unaudited)

Net loss                                                 $  (7,797)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                              1,289
  Increase in assets:
    Notes Receivable                                        (7,500)
    Other Current Assets                                   (10,398)
  Increase in other liabilities                              5,642
                                                         ---------
  Net cash used in operating activities                    (18,764)
                                                         ---------

Cash flows from investing activities
  Acquisitions of property                                (816,636)
                                                         ---------
  Net cash used in investing activities                   (816,636)
                                                         ---------
Cash flows from financing activities
  Proceeds from long-term debt                             500,000
  Increase in loans to related parties                        (926)
  Payments on loans from related parties                   (59,839)
  Net proceeds from equity units                           331,259
                                                         ---------
  Net cash provided by financing activities                770,494
                                                         ---------
Net Decrease in Cash                                       (64,906)

Cash at Beginning of Period                                246,000
                                                         ---------

Cash at End of Period                                    $ 181,094
                                                         =========


  The accompanying notes are an integral part of these financial statements.

FLORDECO, LTD.


NOTES TO CONDENSED FINANCIAL STATEMENTS



1.  Nature of Business:

    Flordeco, Ltd. (Flordeco), a Florida limited partnership, was organized on March 19, 1996, to make equity investments in a diversified portfolio of income producing residential and commercial properties. Profits, losses, and distributions of cash or property by the Partnership generally will be made to the Unitholders (including the general partner) in proportion to the units held by each of them.

    Due to the fact that the Company had not commenced operations at December 31, 1996, it was considered a development stage enterprise. A condensed statement of operations and condensed statement of cash flows for the period March 19, 1996 - March 31, 1996 has not been presented as there was no activity for that period.

2.  Basis of Presentation

    The accompanying unaudited condensed financial statements, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Flordeco believes that the disclosures included herein are adequate to make the information presented not misleading. The results of operations for the three month period ended
    March 31, 1997 are not necessarily indicative of the results expected for the full year.

3.  Rental Property:

    On March 5, 1997, Flordeco purchased commercial rental property for approximately $755,000. The property is located in North Fort Myers, Florida. Currently the property, a warehouse, is unoccupied.

4.  Long-term debt:

    On March 3, 1997, Flordeco obtained a three-year revolving line of credit in the amount of $500,000. The line is collateralized by the partners' promissory notes receivable. The rate of interest on the credit line is prime plus one percent. Under terms of the credit line, the maximum outstanding principal balance shall be reduced to $400,000 in the second year and $300,00 in the third year. The loan matures March 1, 2000.

5.  Partners' Equity:

    In 1996, Flordeco filed a registration statement (Form S-11) with the Securities and Exchange Commission in order to sell partnership units to the public. The offering called for a maximum of 1,000 units and a minimum of 100 units at $12,000 per unit, payable $2,000 in cash and a $10,000 full-recourse promissory note. Each promissory note is payable over ten years at $1,000 per year without interest. The offering will terminate no later than April 30, 1997.

FLORDECO, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS


5.      Partners' Equity (continued):

        As of March 31, 1997, Flordeco had sold 269 units, receiving cash of $528,000, undeveloped land valued at $60,000 and notes totaling $2,640,000. Of the 269 units sold, 5 units were purchased by the general partner (Investors Trust, Inc.), 64 units were purchased, directly or indirectly, by shareholders of the general partner and 10 units were purchased by an affiliate of the general partner, Flordeco, Inc., a Florida corporation.


        Activity in the partners' capital for the three months ending at March 31, 1997 consisted of the following:



                Partners' capital, January 1, 1997         $    186,161
                Sale of units                                 1,752,000
                Less: Notes receivable                       (1,410,000)
                      Offering costs                            (10,741)
                Year to date Net loss                            (7,797)
                                                           ------------

                Partners' capital, March 31, 1997          $    509,623
                                                           ============


        As of April 30, 1997, Flordeco sold an additional 18 units, receiving $36,000 in cash and notes totaling $180,000. Included in the additional 18 units were 7 units sold, directly or indirectly, to shareholders of the general partner and 10 units to an affiliate of the general partner, Flordeco, Inc., a Florida corporation, (the Management Company).

6.      Related Parties:

        The Management Company will provide certain management services to the partnership and its real property investments. Mr. Thomas R. Cronin and Dr. Gerald Laboda, shareholders of the general partner, together own a controlling interest in the Management Company. Flordeco Realty, Inc. is a Florida corporation and a wholly-owned subsidiary of the Management Company.

FLORDECO, LTD.


NOTES TO CONDENSED FINANCIAL STATEMENTS



6.      Related Parties (continued):

        Partnership transactions involving the purchase, lease, and sale of the partnership's properties may result in the immediate realization by the general partner and its affiliates, including the Management Company and Flordeco Realty, Inc., of substantial commissions, fees, compensation and other income. These fees will generally be based upon a percentage of the amount paid to or by the partnership. None of the agreements for such services were the result of arm's-length negotiations.


7.      Risks and Uncertainties:


        The partnership is subject to all of the risks inherent in owning real property investments. Such risks include, but are not limited to, changes in the investment climate for real estate, unanticipated operating expenses, occupancy levels, and rental rates. It is anticipated that the majority of the investments will be located in the limited geographical area of Southwest Florida.

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


INTRODUCTION

         Flordeco, Ltd., a Florida limited partnership (the "Partnership"), was organized on March 19, 1996 primarily for the purposes of making equity investments in a diversified portfolio of income producing properties located primarily in Southwest Florida.

         The Partnership was initially capitalized in 1996 with total cash contributions of $5,000 from Investors Trust, Inc., corporate general partner of the Partnership ("General Partner"), and $900 from the initial limited partner.

         In order to obtain the necessary capitalization to commence its business activities, the Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission to register 1,000 units of limited partnership interests in the Partnership ("Units") for sale at a purchase price of $12,000 per Unit. The purchase price per Unit is payable $2,000 in cash and $10,000 in a five year fully secured promissory note ("Promissory Note"). The Promissory Note is noninterest bearing and it is payable in ten equal annual installments. The registration statement was declared effective on August 12, 1996, and the sale of Units was commenced. The Units were offered for sale on a self underwritten best-efforts basis. A minimum of 100 Units ("Minimum Offering") were required to be sold prior to December 31, 1996, unless extended to January 31, 1997. On December 30, 1996, the Minimum Offering was achieved, but the Partnership elected not to release the subscription proceeds from escrow at that time. On January 15, 1997, the proceeds were released from escrow and on January 22, 1997 the General Partner extended the offering through April 30, 1997. As of April 30, 1997, the Partnership sold 287 Units. Approximately 79 of the Units were purchased by the General Partner and its affiliates.


RESULTS OF OPERATIONS

         The following discussion regarding the results of operations should be read in conjunction with the historical financial statements of the Partnership.

         During the three month period ending March 31, 1997, the Partnership was engaged primarily in start-up activities and the sale of Units. As a result, the Partnership did not engage in any significant operations for the first quarter of 1997 and incurred a loss of $7,797 for this period. Total revenues for the first three months of 1997 consisted entirely of $2,898 received from interest income earned on the offering proceeds held in bank deposits pending their investment.

         Total expenses for the period were $10,695, of which approximately $5,772 were associated with offering related activities. The remaining expenses were for general repair, maintenance, administration, and other outside services.

         Revenues and expenses in future periods will be highly dependent upon the type of real property investments acquired by the Partnership and the timing of their acquisition. As discussed below, the Partnership recently acquired real property which includes warehouse facilities. These facilities are currently unoccupied and will not begin generating revenues until tenants are secured. In the interim, the Partnership will continue to incur costs for the promotion and maintenance of the property, including the payment of debt service. Until the Partnership can find sufficient tenants to operate the facility at a profit, the Partnership is expected to continue to generate losses. Further, since the facilities have never been operated as a warehouse facility for lease to third party tenants, there can be no assurance that the Partnership will be able to secure sufficient tenants, if any, for the facilities.

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Balance Sheet as of March 31, 1997.

         The Partnership's principal source of liquidity through the date hereof has been the proceeds received from the public offering of its Units and a recently obtained line of credit from a banking institution. As a result of the public offering of its Units completed on April 30, 1997, the Partnership raised $3,440,000 in gross proceeds consisting of $564,000 in cash, $50,000 paid by delivery of undeveloped land (which is valued at $60,000), and $2,820,000 in investor's Promissory Notes. After taking into account the offering expenses of $70,580 and the first quarter loss of $7,797, total cash capital of the Partnership was approximately $545,000 through April 30, 1997.

         On March 3, 1997, the Partnership pledged the Promissory Notes as collateral for a three-year revolving line of credit from a banking institution in the amount of $500,000 ("Line of Credit"). The interest rate payable on the credit facility is 1% plus prime and the principal thereon matures on March 1, 2000. Under the terms of the Line of Credit, the outstanding principal balance shall be reduced to $400,000 in the second year of the credit and to $300,000 in the third year. Through April 30, 1997, the Partnership has drawn approximately $500,000 under the Line of Credit.

         On March 5, 1997, the Partnership purchased a parcel of commercial rental property and improvements thereon for a total purchase price of approximately $755,000. The property, which was purchased by the Partnership in fee simple, includes eight warehouse facilities. This property is located in North Ft. Myers, Florida and currently is unoccupied. Prior to the Partnership's acquisition of this real property investment, the warehouse facilities had been owned by a non-affiliated business entity which used the warehouse facilities for its operations. Accordingly, such facilities have not been previously leased to third parties. The Partnership intends to commence leasing activities in the near future. This acquisition was financed by the $500,000 Line of Credit and proceeds from the offering. Approximately $21,000 of the closing costs were paid to Flordeco Realty, Inc., an affiliate of the General Partner, for a portion of the real estate commissions paid in connection with the property acquisition. See "Part II - Item 5. Other Information" below for additional information regarding this investment.

         The Partnership believes that the cash generated from its public offering, together with the available credit facilities and the amounts owed to it under the Promissory Notes, will be sufficient for the Partnership to meet its capital requirements until the Partnership operations begin to generate the cash necessary to support its operations.

         The Partnership will continue to seek additional investment opportunities consistent with its investment objectives as described in its August 12, 1996 prospectus. The Partnership may seek additional financing to fund any such acquisitions. There can be no assurance that such financing will be available in amounts or on terms acceptable to the Partnership.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 2.  CHANGES IN SECURITIES

         None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.


ITEM 5.  OTHER INFORMATION


         On March 5, 1997, the Partnership acquired certain commercial real property located in North Ft. Myers, Florida for a purchase price of approximately $755,000, including various closing costs. The purchase price was financed pursuant to a $500,000 line of credit from a banking institution ("Line of Credit") and $255,000 from the cash proceeds received by the Partnership in connection with its public offering of limited partnership interests ("Units"). The Line of Credit, which bears interest at an annual rate of 1% over prime, must be reduced to $400,000 in its second year, to $300,000 in its third year, and must be fully repaid by March 1, 2000. Of the $42,000 in real estate commissions paid in connection with this investment, $21,000 was paid to Flordeco Realty, Inc., an affiliate of Investors Trust, Inc., the general partner of the Partnership.

         The real property, which is approximately 12.62 acres, has eight warehouse facilities located thereon and sufficient space to construct an additional facility, if required. Prior to the Partnership's acquisition of this property, the non-affiliated selling parties had utilized these warehouse facilities, which facilities were primarily granaries, for its business operations. Consequently, these facilities have never been rented to third parties and have no prior operating history or current tenants.

         The facilities, which were constructed in 1981, are in excellent condition and no improvements, renovations, or repairs are planned, except to the extent that specific tenant requests are made or build-outs may be necessary. It is anticipated that the warehouses will be leased to industrial or manufacturing tenants. There is approximately 57,773 total square feet of warehouse space available in the eight buildings, all of which is available for lease. Although no final determination has been made, and the terms of any leasing arrangements will likely be considered on a case-by-case basis, the Partnership expects to enter into five year triple net leasing agreements with prospective tenants. The Partnership expects to lease the warehouse facilities at rates between $2.00 to $6.00 per square foot occupied by the tenant. Although neither the Partnership nor the real property has any track record as a commercial rental property, management believes that its first major tenant will be secured within the next three months and believes it can lease approximately

90% of the facility by December 31, 1997. However, there can be no assurance that the Partnership will be able to achieve this goal.

For more specific information with respect to each warehouse facility, see the table below.

                           FLORDECO INDUSTRIAL CAMPUS
                            NORTH FT. MYERS, FLORIDA
                           --------------------------

LEASE RATES:                        SQUARE              ANTICIPATED RENT
BUILDING NUMBER                      FEET                PER SQUARE FOOT        DESCRIPTION
---------------                   ----------            ----------------        --------------------------
Building One                       1,405                   $6.00                Main Office Building
Building Two
   Refrigerated                   17,100                   $4.50                Clear Span
   Non-refrigerated               10,500                   $4.00                Clear Span
Building Three                     4,587                   $3.00                28+ Ceiling Height
Building Four                        572                   $4.00                Unfinished Office
Building Five                     12,320                   $2.00                Concrete Building
Building Six                         576                   $4.00                Unfinished Office
Building Seven                    10,100                   $3.50                Interior Dock Height
Building Eight                       613                   $4.00                Unfinished Office
----------------------------------------------------------------------------------------------------------
TOTAL SQUARE FEET                 57,773
                                  ======


         The basis of this property for tax purposes is $755,580. The Partnership intends to depreciate the assets on the straight-line method over a
39.5 year period, for a 2.53% rate of depreciation per year. Based on an appraised value for real property tax purposes of $1.8 million, the annual taxes on the property would be $34,000. However, since the property was acquired for substantially less than this appraised value through an arm's length transaction, management anticipates a reduction in the annual taxes to $14,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (A)        EXHIBITS


      10.1   --  Contract for Sale and Purchase by and between Pioneer Hi Bred International, Inc. and Thomas R. Cronin,
                 and Closing Statement dated March 5, 1997.

      10.2   --  Loan Agreement by and among Flordeco, Ltd. and First Independence Bank of Florida, executed March 3,
                 1997, together with Promissory Note (Revolving Line of Credit) in the amount of $500,000 payable by
                 Flordeco, Ltd. to First Independence Bank of Florida, and other exhibits.

      10.3   --  Closing Statement for title insurance on land received as payment for 5 units of limited partnership interests in the Partnership.

      27.1   --  Financial Data Schedule (for SEC use only).

      (B)        REPORTS ON FORM 8-K

                 None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FLORDECO, LTD.


Date:  May 15, 1997                     By: INVESTORS TRUST, INC.,
                                            a Florida corporation,
                                            as general partner


                                        /s/ Allan E. Fox
                                        ---------------------------
                                            Allan E. Fox
                                            President


                                        /s/ Eileen W. Murphy
                                        ---------------------------
                                            Eileen W. Murphy,
                                            Treasurer and Secretary