Form 10-Q
period 1996-09-30
FLORDECO LTD
filed 1997-07-16
CIK 1011317

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                              OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES ACT OF 1934

         FOR THE TRANSITION PERIOD FROM                  TO
                                        ----------------    -----------------

                         COMMISSION FILE NUMBER 333-2820

                                 FLORDECO, LTD.
             (Exact Name of Registrant as Specified in its Charter)


        FLORIDA                                                 65-0671467
 (State or Other Jurisdiction of                              (IRS Employer
 Incorporation or Organization)                            Identification No.)


   3591 FOWLER STREET                                                33901
   FT. MYERS, FLORIDA                                             (Zip Code)
(Address of Principal Executive Offices)


                                 (941) 936-8888
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety (90) days. Yes      No  X
                                                ---     ---

                                 FLORDECO, LTD.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1996


                                      INDEX

                                                                           Page
                                                                           ----

PART I  - FINANCIAL INFORMATION

Item 1.   Financial Statements................................................1

          Condensed Balance Sheet - September 30, 1996........................2

          Notes to Condensed Financial Statement..............................3

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations.....................7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........8



PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................8

Item 2.   Changes in Securities...............................................8

Item 3.   Defaults Upon Senior Securities.....................................8

Item 4.   Submission of Matters to a Vote of Securities Holders...............8

Item 5.   Other Information...................................................9

Item 6.   Exhibits and Reports on Form 8-K....................................9

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

TABLE OF CONTENTS

                                                          Pages
Condensed Financial Statement:

  Condensed Balance Sheet                                   2

  Notes to Condensed Financial Statement                    3

FLORDECO, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED BALANCE SHEET
September 30, 1996
(Unaudited)




            ASSETS

Cash in bank                                        $62,000
                                                    -------

    Total assets                                    $62,000
                                                    =======



    LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
    Due to related party                            $50,277

PARTNERS' EQUITY                                     11,723
                                                    -------

      Total liabilities and partners' equity        $62,000
                                                    =======


The accompanying notes are an integral part of this condensed financial statement.

FLORDECO, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO CONDENSED FINANCIAL STATEMENT
(Unaudited)


1.   NATURE OF BUSINESS:

     Flordeco, Ltd. (Flordeco), a Florida limited partnership, was formed to make equity investments in a diversified portfolio of income producing residential and commercial properties. Profits, losses, and distributions of cash or property by the Partnership generally will be made to the Unitholders (including the general partner) in proportion to the units held by each of them.

     As of September 30, 1996, Flordeco has not commenced operations and is considered a development stage enterprise.

     The accompanying unaudited interim financial statements prepared by management include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation for the interim period reported upon. Such statements have been prepared from Flordeco's accounting records in accordance with the instructions to Form 10Q.


2.   BASIS OF PRESENTATION:

     The accompanying unaudited condensed balance sheet, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the balance sheet for the interim period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although Flordeco believes that the disclosures included herein are adequate to make the information presented not misleading.


3.   PARTNERS' EQUITY:

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

     As of September 30, 1996, Flordeco had sold 31 units, receiving cash of $62,000 and notes totaling $310,000. Of the 31 units sold, 5 units were purchased by the general partner (Investors Trust, Inc.) and 26 units were purchased, directly or indirectly, by shareholders of the general partner.

(Unaudited)


3.   PARTNERS' EQUITY, CONTINUED

       Partners' capital at September 30, 1996 consisted of the following:

          Sale of units                                $ 372,000
          Less:  Notes receivable                       (310,000)
                 Offering costs                          (50,277)
                                                       ---------

          Balance, September 30, 1996                  $  11,723
                                                       =========

4.   RELATED PARTIES:

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

     As of September 30, 1996, the Management Company paid offering costs of $50,277 on behalf of Flordeco. This liability is classified as "due to related party" on the balance sheet.



5.   RISKS AND UNCERTAINTIES:

     The partnership is subject to all of the risks inherent in owning real property investments. Such risks include, but are not limited to, changes in the investment climate for real estate, unanticipated operating expenses, occupancy levels, and rental rates. It is anticipated that the majority of the investments will be located in the limited geographical area of Southwest Florida.

(Unaudited)


6.   SUBSEQUENT EVENTS:

     On March 3, 1997, Flordeco obtained a three-year revolving line of credit in the amount of $500,000. The line is collateralized by the partners' promissory notes receivable. The rate of interest on the credit line is prime plus one percent. Under terms of the credit line, the maximum outstanding principal balance shall be reduced to $400,000 in the second year and $300,000 in the third year. The loan matures March 1, 2000.

     On March 5, 1997, Flordeco purchased commercial rental property for approximately $755,000. The property is located in North Fort Myers, Florida. Currently the property, a warehouse, is unoccupied.

     As of April 21, 1997, Flordeco had sold an additional 164 units, receiving $318,000 in cash, undeveloped land valued at $60,000 and notes totaling $1,590,000. Included in the additional 164 units were 51 units sold, directly or indirectly, to shareholders of the general partner and 10 units to an affiliate of the general partner, Flordeco, Inc., a Florida corporation, (the Management Company).


7.   FUTURE ACCOUNTING PRONOUNCEMENTS:

     In June 1996, Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," (SFAS No. 125) was issued. SFAS No. 125 provides accounting and reporting standards based on a control-oriented "financial-components" approach. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 125 is effective on a prospective basis January 1, 1997. However, in December 1996, the Financial Accounting Standards Board
     (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted.

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). SFAS No. 128 establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion No. 15, "Earnings per Share" (Opinion 15), and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

(Unaudited)


7.   FUTURE ACCOUNTING PRONOUNCEMENTS, CONTINUED

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised.

     SFAS No. 128 supersedes Opinion 15 and related accounting interpretations and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. However, an entity is permitted to disclose pro forma amounts computed using SFAS No. 128 in the notes to the financial statements in periods prior to required adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     Flordeco, Ltd., a Florida limited partnership (the "Partnership"), was organized on March 19, 1996 primarily for the purposes of making equity investments in a diversified portfolio of income producing properties located primarily in Southwest Florida.

     The Partnership was initially capitalized in 1996 with total cash contributions of $5,000 from Investors Trust, Inc., the corporate general partner of the Partnership ("General Partner"), and $900 from the initial limited partner.

     In order to obtain the necessary capitalization to commence its business activities, the Partnership filed a registration statement on Form S-11 with the Securities and Exchange Commission to register 1,000 units of limited partnership interests in the Partnership ("Units") for sale in a public offering at a purchase price of $12,000 per Unit. The purchase price of each Unit is payable $2,000 in cash and $10,000 in a full recourse promissory note collateralized by (and subject to offset against) such Unit ("Promissory Note"). The Promissory Note is noninterest bearing and it is payable in ten equal annual installments. The registration statement was declared effective on August 12, 1996, and the sale of Units was commenced. The Units are offered for sale through certain officers and directors of the General Partner on behalf of the Partnership, on a self underwritten, minimum/maximum best-efforts basis. The minimum offering of 100 Units ("Minimum Offering") was required to be sold prior to December 31, 1996, unless extended to January 31, 1997 ("Initial Termination Date"). All cash subscription funds received for the Units are held in a noninterest bearing escrow account pending receipt of the Minimum Offering. As of November 15, 1996, the Partnership had received subscriptions for 59 Units. Approximately 35 of the Units were subscribed for by the General Partner and its affiliates.

RESULTS OF OPERATIONS

     The following discussion regarding the results of operations should be read in conjunction with the historical financial statements of the Partnership.

     The Partnership was recently formed and is a development stage company. During the period ended September 30, 1996, the Partnership was engaged only in certain organizational activities and the public offering of its Units. As a result, the Partnership did not engage in any revenue generating operations for the period and incurred a loss of $50,277, all of which were incurred in connection with offering related activities. The Management Company, Flordeco, Inc., paid such costs on behalf of the Partnership and will be reimbursed for such advances upon release of funds from escrow if the Minimum Offering is sold.

     The ability of the Partnership to commence operations is highly dependent upon its ability to sell the Minimum Offering prior to the Initial Termination Date and obtain the subscription proceeds held in escrow. If the Minimum Offering is timely achieved, then revenues and expenses of the Partnership in future periods will be dependent upon the number of Units sold prior to the Final Termination Date, and upon the type of real property investments acquired by the Partnership and the timing of their acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     The following discussion regarding liquidity and capital resources should be read in conjunction with the Balance Sheet as of September 30, 1996.

     The Partnership currently has limited funds because substantially all of its capital is being raised from the public offer and sale of its Units. The Partnership's principal source of liquidity through the date hereof has been the initial capital contributions of the General Partner and the initial limited partner. The

Partnership's business plan provides for it to raise capital from investors by means of a public offering of its Units and then to invest the net proceeds therefrom into real property investments. As of November 15, 1996, the Partnership did not have any outstanding commitments or arrangements to purchase any real property investment.

     Accordingly, the Partnership's future liquidity will depend to a significant extent upon the sale of the Minimum Offering prior to the Initial Termination Date and, if the Minimum Offering is timely sold, then upon the number of additional Units sold prior to the Final Termination Date.

     Upon receipt of the Minimum Offering, the Partnership's investment plans are to acquire and develop a diversified portfolio of real property investments located primarily in Southwest Florida on a highly leveraged basis. The amount and timing of any financing used for the Partnership's acquisitions and investments will depend, in part, on the availability, terms, and cost of such debt and the actual or anticipated revenues to be derived from the property investment. The Partnership currently anticipates using the Promissory Notes as collateral for bank loans or other institutional financing to be used for the acquisition of any such property investments. Such borrowings are expected to be repaid with installment payments received from investors under the Promissory Notes and, to the extent necessary, funds generated from Partnership operations. The Partnership Agreement does not restrict the type of debt that may be incurred by the Partnership. The maximum indebtedness which may be incurred by the Partnership as a whole shall not exceed 100% of the total purchase price of all property investments which have not been refinanced and 100% of the aggregate value as determined by the lender as of the date of refinancing as to all property investments which have been refinanced. There is no maximum leverage limitation with respect to any single property investment, nor are there any limitations as to the number of mortgages or loans which may be placed on any single property. In connection with its real property investments, the Partnership currently anticipates that it will incur aggregate borrowings of 75-100% of the total purchase price of such investments.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         None.


                           PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

         None.


ITEM 2.    CHANGES IN SECURITIES

         None.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.

ITEM 5.    OTHER INFORMATION

         None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

       27.1   --  Financial Data Schedule (for SEC use only).


         (B)      REPORTS ON FORM 8-K

                  None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FLORDECO, LTD.


Date:  June 17, 1997                        By: INVESTORS TRUST, INC.,
                                                a Florida corporation,
                                                as general partner


                                                        /s/ Allan E. Fox
                                                 ------------------------------
                                                        Allan E. Fox
                                                        President



                                                        /s/ Eileen W. Murphy
                                                 ------------------------------
                                                        Eileen W. Murphy,
                                                        Treasurer and Secretary