Form 10-K405
period 1996-12-31
FLORDECO LTD
filed 1997-07-16
CIK 1011317

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K

                               ------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


                         COMMISSION FILE NUMBER 333-2820

                                  FLORDECO, LTD.
                (Name of Registrant as specified in its Charter)


            FLORIDA                                              65-0671467
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                              Identification No.)

           3591 FOWLER STREET                                       33901
           FORT MYERS, FLORIDA                                    (Zip Code)
(Address of Principal Executive Offices)

                                 (941) 936-8888
              (Registrant's telephone number, including Area Code)

                               ------------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE EXCHANGE ACT:

                                                          NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                        ON WHICH REGISTERED
-------------------                                       ---------------------
       None                                                         None

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting securities held by nonaffiliates of the
Registrant: The aggregate market value of the limited partnership interests held by nonaffiliates is not determinable since there is no public trading market for the limited partnership interests.



================================================================================

                                  FLORDECO, LTD

                                    FORM 10-K

                       Fiscal Year Ended December 31, 1996

ITEM NUMBER IN
  FORM 10-K                                                                           PAGE
--------------                                                                        ----

                                     PART I
                                     ------

      1.   Business.....................................................................1

      2.   Properties...................................................................3

      3.   Legal Proceedings............................................................4

      4.   Submission of Matters to a Vote of Security Holders..........................4


                                     PART II
                                     -------

      5.   Market for Registrant's Units and Related Stockholder Matters................4

      6.   Selected Financial Data......................................................4

      7.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations.............................5

      8.   Financial Statements and Supplementary Data..................................7

      9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure....................................7


                                    PART III
                                    --------

     10.   Directors and Executive Officers of the Registrant...........................7

     11.   Executive Compensation.......................................................9

     12.   Security Ownership of Certain Beneficial Owners and Management...............9

     13.   Certain Relationships and Related Transactions..............................10


                                     PART IV
                                     -------

     14.   Exhibits, Financial Statements and Schedules, and Reports on Form 8-K.......12

                                     PART I

ITEM 1.           BUSINESS


GENERAL

         Flordeco, Ltd. (the "Partnership") is a Florida limited partnership formed pursuant to a Certificate of Limited Partnership filed on March 19, 1996 with the Florida Secretary of State, primarily for the purpose of making equity investments in income producing real properties located primarily in Southwest Florida. The General Partner of the Partnership is Investors Trust, Inc., a Florida corporation (the "General Partner") formed on October 24, 1995, for the sole purpose of acting as the general partner of the Partnership. As of December 31, 1996, the Partnership had not commenced operations except for certain organizational activities and the public offering of its Units.

         In order to obtain the necessary capital to commence its business activities, the Partnership filed a registration statement on Form S-11 with the Securities and Exchange Commission to register 1,000 units of limited partnership interests ("Units") in the Partnership for sale in a public offering at a price of $12,000 per Unit. The purchase price of each Unit is payable $2,000 in cash and $10,000 in a full recourse promissory note collateralized by (and subject to offset against) such Unit ("Promissory Note"). The Promissory
Note is noninterest bearing and is payable in ten equal annual installments.

         The registration statement was declared effective August 12, 1996 and the sale of the Units was commenced. The Units were offered for sale through certain officers and directors of the General Partner on behalf of the Partnership on a self-underwritten, minimum/maximum best efforts basis. The minimum offering of 100 Units ("Minimum Offering") was required to be sold by December 31, 1996, unless extended by the General Partner in its sole discretion to a date no later than January 31, 1997 (the "Initial Termination Date"). All cash subscription funds received for the Units were held in a noninterest bearing escrow account pending receipt of the Minimum Offering. On December 4, 1996, the General Partner extended the Initial Termination Date (the period by which the Minimum Offering was required to be sold) to January 31, 1997.

         On December 30, 1996, the Minimum Offering was achieved, but the Partnership elected not to seek the release of the subscription proceeds from escrow at that time. As of December 31, 1996, the Partnership had sold 123 Units raising $1,476,000 in gross proceeds, consisting of $246,000 in cash and $1,230,000 in Promissory Notes. Approximately 35 of the Units were purchased by the General Partner and its affiliates. Subsequent to the 1996 year-end, the escrowed proceeds received from the offering have been released from escrow and provided to the Partnership in accordance with the terms of the offering. See
Item 1: "Business - Recent Developments".

INVESTMENT OBJECTIVES AND BUSINESS OPERATIONS

         The Partnership's principal investment objectives are to: (i) preserve and protect the Partnership's capital, (ii) provide cash distributions from operations to Unitholders commencing on or about the year 2000, and (iii) provide long-term capital appreciation through the potential appreciation in the value of the Partnership's properties.

         The Partnership intends to accomplish its objectives by using the net cash proceeds of the offering, together with any borrowings that it can obtain by pledging the Promissory Notes as collateral and from any other available debt financing, to acquire equity interests in income producing residential and commercial real property investments. In selecting such acquisitions, the Partnership will consider a variety of factors, including (i) acquisition costs in relation to the General Partner's assessment of its value and the replacement cost of the property, current rentals (if relevant), expenses, and cash flow (including the ability to increase cash flow throughout the anticipated holding period), (ii) potential long-term appreciation, (iii) location, condition, and design of the property, (iv) prospects for long-range liquidity through sale or refinancing, (v) notice of the community or business district in which the property is located, (vi) type of property in light of the Partnership's diversification objectives, and (vii) applicable rent control, zoning, or property use conversion restrictions. The Partnership also may invest in unimproved land or properties which have been recently constructed or under contract for development. Further, the Partnership may acquire existing properties with substantial appreciation potential, such as distress properties or prior use property, which may require refurbishing or additional leasing activity. Such properties initially may operate below anticipated future performance levels.

         Affiliates of the General Partner have received, and will continue to receive, fees in connection with the acquisition of the Partnership's real property investments and the management of such property investments. Neither the General Partner nor its affiliates, however, will receive any front-end fees for their services and will not assess the Partnership any fees for administration and management of the Partnership.

         Upon the sale of any real property investment by the Partnership, the net proceeds after payoff of other obligations of the Partnership, if any, of the sale will be reinvested in additional property investments.

RECENT DEVELOPMENTS

         On January 15, 1997, the subscription proceeds received in connection with the public offering of the Units were released from escrow and, in accordance with the terms of the offering, on January 22, 1997, the General Partner extended the offering through April 30, 1997 ("Final Termination Date"). As of March 31, 1997, the Partnership had sold 269 Units raising $3,228,000 in gross proceeds, consisting of $528,000 in cash, $50,000 paid by delivery of undeveloped land (which is valued at $60,000), and $2,640,000 in Promissory Notes. Approximately 79 of the Units were purchased by the General Partner and its affiliates.

         On March 5, 1997, the Partnership acquired certain commercial real property located in North Ft. Myers, Florida (the "Ft. Myers Industrial Complex") which was financed with a combination of funds available from a line of credit extended by a banking institution and the cash proceeds received by the Partnership in connection with its public offering the Units.

         The Ft. Myers Industrial Complex is approximately 12.62 acres and has eight warehouse facilities located thereon. There is sufficient space to construct an additional facility, if required. It is anticipated that the warehouses will be leased to industrial or manufacturing tenants. No improvements, renovations, or repairs are planned, except to the extent that specific tenant requests are made or build-outs may be necessary. There is approximately 57,773 total square feet of warehouse space available in the eight buildings, all of which is available for lease. Although no final determination has been made, and the terms of any leasing arrangements will likely be considered on a case-by-case basis, the Partnership expects to enter into five year triple net leasing agreements with prospective tenants. The Partnership expects to lease the warehouse facilities at rates of $2.00 to $6.00 per square foot occupied by the tenant. Although the Partnership does not have a track record as a commercial lessor and the real property does not have a track record as a commercial rental property, management believes that its first major tenant will be secured within the next three months and believes it can lease approximately 90% of the facility by December 31, 1997. However, there can be no assurance that the Partnership will be able to achieve this goal. Prior to the Partnership's acquisition of this property, the non-affiliated selling parties had utilized these warehouse facilities, which facilities were primarily granaries, for its business operations. Consequently, these facilities have never been rented to third parties and have no prior operating history or current tenants. See Item 2: "Properties" and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

COMPETITION

         The Partnership will compete with established corporations, other limited partnerships, and other individuals for the purchase of real property investments, many of which may have substantially greater financial resources than that of the Partnership and broader experience in real estate acquisitions and management than the General Partner and the Management Company. The Partnership, however, believes that the experience of both the General Partner and the Management Company will provide the Partnership with a competitive advantage over competitors who are not as familiar with the real estate market in that area.

EMPLOYEES

         As of December 31, 1996, neither the General Partner nor the Partnership had any employees other than its executive officers.

         The General Partner has engaged the services of Flordeco, Inc. (the "Management Company"), an affiliate of the General Partner, to manage the Partnership's investments. The Management Company and the General Partner will be responsible for oversight of any capital investment projects and leasing of the properties. As a result of the arrangements set forth in the Management Agreement by and between the Partnership and the Management Company (the "Management Agreement"), the Partnership does not anticipate engaging any full time employees in the near future, but will instead rely on the Management Company to retain the employees necessary to provide the Partnership with the services required thereunder.

         As of December 31, 1996, the Partnership had not commenced operations and was engaged only in organizational activities and the public offering of its Units. Neither the General Partner, its principals nor its affiliates will devote their full time and attention to the business of the Partnership, but, rather will devote only such time as they deem reasonably necessary to manage the Partnership's business. Further, the officers, directors and shareholders of the General Partner and the Partnership may and will participate in various other business activities as long as such activities do not conflict with the business activities of the Partnership.


ITEM 2.           PROPERTIES

         As of December 31, 1996, the Partnership did not own any real property investments. The General Partner and the Partnership both maintain their principal executive offices at 3591 Fowler Street, Fort Myers, Florida 33901, telephone (941) 936-8888. These offices are provided by and are shared with the Management Company on a rent free basis. The General Partner believes that the existing facilities have sufficient capacity to meet is anticipated needs for the foreseeable future.

         On February 26, 1997, the Partnership acquired ownership of 15 acres of vacant land located along Interstate Route 75 in Central Ft. Myers, Florida as partial payment for the purchase of 5 Units from Seymour G. Mandell, a non-affiliated investor. The property is zoned for commercial or residential development but such development is not likely within the next five to seven years. The Partnership has not yet determined whether this property will be used as rental property or held for investment purposes.

         On March 5, 1997, the Partnership acquired ownership of the Ft. Myers Industrial Complex, a commercial real property located in North Ft. Myers, Florida. The purchase price, including closing costs, was $755,000 and was financed by a $500,000 line of credit and $255,000 in cash received from the sale of Units. This real property, which is approximately 12.62 acres, has eight warehouse facilities located thereon and sufficient space to construct an additional facility, if required.

         The facilities located at the Ft. Myers Industrial Complex were constructed in 1981 and are in excellent condition. No improvements, renovations, or repairs are planned, except to the extent that specific tenant requests are made or build-outs may be necessary. It is anticipated that the warehouses will be leased to industrial or manufacturing tenants. There is approximately 57,773 total square feet of warehouse space available in the eight buildings, all of which is available for lease. See Item 1: "Business - Recent Developments" and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations".

         For more specific information with respect to each warehouse facility, see the table below.

                            FLORDECO INDUSTRIAL CAMPUS
                             NORTH FT. MYERS, FLORIDA
                          ------------------------------
LEASE RATES:              SQUARE        ANTICIPATED RENT
BUILDING NUMBER            FEET          PER SQUARE FOOT       DESCRIPTION
---------------           ------        ----------------       --------------------
Building One               1,405              $6.00            Main Office Building
Building Two
  Refrigerated            17,100              $4.50            Clear Span
  Non-refrigerated        10,500              $4.00            Clear Span
Building Three             4,587              $3.00            28+ Ceiling Height
Building Four                572              $4.00            Unfinished Office
Building Five             12,320              $2.00            Concrete Building
Building Six                 576              $4.00            Unfinished Office
Building Seven            10,100              $3.50            Interior Dock Height
Building Eight               613              $4.00            Unfinished Office
                          ------
TOTAL SQUARE FEET         57,773
                          ======


ITEM 3.           LEGAL PROCEEDINGS

         Neither the Partnership nor the General Partner is presently a party to any legal proceedings which, either individually or in aggregate, are expected to have a material adverse effect on the business or financial condition of the Partnership or General Partner. Further, the Partnership and General Partner are not aware of any such threatened or pending litigation or legal proceedings or otherwise contemplated against them.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of the holders of Units during the fourth quarter of its fiscal year ended December 31, 1996.


                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S UNITS AND RELATED SECURITYHOLDER
                  MATTERS

         Transfer of the Units is subject to certain restrictions contained in the Amended and Restated Agreement of Limited Partnership of Flordeco, Ltd. ("Limited Partnership Agreement"). There is no established market for the Units and it is not anticipated that any market will develop in the future. As of March 31, 1997, there were approximately 52 holders of the Units.

         The Partnership has not made any cash distributions through the date hereof. Distributions, to Unitholders in the future, if any, is dependent on future cash flows and profitability of the Partnership.

ITEM 6.           SELECTED FINANCIAL DATA

         The information set forth below should be read in conjunction with the Financial Statements and Notes thereto and Item 7 - "Management Discussion and Analysis and Financial Condition and Results of Operations".

         Since the Partnership is a developmental stage company and has not commenced substantial operations, all information required to be disclosed by the Partnership in this Item 6 is identical to that appearing in the financial statements attached as exhibits to this Form 10-K, which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         As of December 31, 1996, the Partnership had not commenced any operations and was engaged only in organizational activities and the public offering of its Units. Accordingly, the Partnership had limited funds consisting of the total initial cash capital contributions of $5,000 from the General Partner and $900 from the initial limited partner. Substantially all the Partnership's capital is being raised through the public offering of its Units. The business plan of the Partnership is to raise funds from investors by means of the public offering and to use such funds (less public offering and transactional expenses) to make equity investments in income producing real properties. Accordingly, in order to obtain the necessary capitalization to commence its business activities the Partnership has offered the Units for sale at a purchase price of $12,000 per Unit, payable $2,000 in cash and $10,000 in a Promissory Note. As of December 31, 1996, the Partnership sold 123 Units, but the Partnership did not seek the release of the subscription funds from escrow until January 15, 1997. As a result, the Partnership did not have the use of such subscription funds until their release from escrow. As of December 31, 1996, the Partnership did not have any outstanding commitments or arrangements to purchase any real property investments.

RESULTS OF OPERATIONS

         The following discussion regarding the results of operations should be read in conjunction with the historical financial statements of the Partnership.

         The Partnership was recently formed and has not engaged in any significant operations through December 31, 1996, except for certain organizational activities and the public offering of its Units. As of December 31, 1996, the Partnership was considered a development stage company. The ability of the Partnership to commence operations was dependent upon its ability to sell the Minimum Offering and break escrow prior to the Initial Termination Date. Upon achieving the Minimum Offering and receiving the subscription proceeds released from escrow, the Partnership's future operations were redirected to purchasing and holding equity investments in a diversified portfolio of income producing real properties which are expected to be located primarily in Southwest Florida. Sales of Units, however, will continue until the Final Termination Date which has been set at April 30, 1997. The General Partner will make all decisions concerning acquisitions and dispositions of properties. The decisions of the General Partner will in each instance be made after they have received the recommendations of the Management Company.

         Because the Partnership was engaged primarily in organizational activities and the offering of its Units, and all the proceeds received from the offering were held in a noninterest bearing escrow account pending the sale of the Minimum Offering and were unavailable to the Partnership, the Partnership did not engage in any significant operations prior to December 31, 1996 and did not generate any revenues during the year ended December 31, 1996. The Partnership, however, did, incur offering costs of $59,839 during the fiscal year ended December 31, 1996. The Management Company paid such costs on behalf of the Partnership and was reimbursed for such advances upon the Partnership's receipt of the offering proceeds released from escrow.

         Revenues and expenses in future periods will be highly dependent upon the type of real property investments acquired by the Partnership and the timing of their acquisition. As discussed above, through December 31, 1996, the Partnership did not engage in any activities which were not related to the offering. In March 1997, the Partnership acquired real property which includes warehouse facilities. These facilities are currently unoccupied and will not begin generating revenues until tenants are secured. In the interim, the

Partnership will continue to incur costs for the promotion and maintenance of the property, including the payment of debt service. Until the Partnership can find sufficient tenants to operate the facility at a profit, the Partnership is expected to continue to generate losses. Further, since the facilities have never been operated as a warehouse facility for lease to third party tenants, there can be no assurance that the Partnership will be able to secure sufficient tenants, if any, for the facilities. See Item 1: "Business - Recent Developments", Item 2: "Property" and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events".

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion regarding liquidity and capital resources should be read in conjunction with the Balance Sheet as of December 31, 1996.

         The Partnership's principal source of liquidity through the date hereof has been the capital contributions of the General Partner and the initial limited partner. In addition, the Management Company paid certain offering expenses on behalf of the Partnership in the amount of $59,839, which amount was repaid to the Management Company upon receipt of the subscription proceeds released from escrow. The proceeds received from the public offering of its Units through December 31, 1996, were approximately $1,476.000, consisting of $246,000 in cash and $1,230,000 in Promissory Notes. After taking into account the offering expenses of $59,839 the net cash proceeds from the offering as of December 31, 1996, were $186,161 (or $1,416,161, including the Promissory Notes).

         On January 15, 1997, the funds held in escrow were released to the Partnership. The Partnership's current investment plans are to acquire and develop a diversified portfolio of real property investments located primarily in Southwest Florida on a highly leveraged basis. The amount and timing of any financing used for the Partnership's acquisitions and investments will depend, in part, on the availability, terms, and cost of such debt and the actual or anticipated revenues to be derived from the property investment. The Partnership currently anticipates using the Promissory Notes as collateral for bank loans or other institutional financing to be used for the acquisition of any such property investment. Such borrowings are expected to be repaid with installment payments received from investors under the Promissory Notes and, to the extent necessary, funds generated from Partnership operations. See Item 1: "Business - Investment Objectives and Business Operations". The Partnership Agreement does not restrict the type of debt that may be incurred by the Partnership. The maximum indebtedness which may be incurred by the Partnership as a whole shall not exceed 100% of the total purchase price of all property investments which have not been refinanced and 100% of the aggregate value as determined by the lender as of the date of refinancing as to all property investments which have been refinanced. There is no maximum leverage limitation with respect to any single property investment, nor are there any limitations as to the number of mortgages or loans which may be placed on any single property. In connection with its real property investments, the Partnership currently anticipates that it will incur aggregate borrowings of 75-100% of the total purchase price of such investments. See Item 1: "Business - Investment Objectives and Business Operations".

SUBSEQUENT EVENTS

         On March 3, 1997, the Partnership pledged the Promissory Notes as collateral for a three-year revolving line of credit from a banking institution in the amount of $500,000 ("Line of Credit"). The interest rate payable on the credit facility is 1% plus prime and the principal thereon matures on March 1, 2000. Under the terms of the Line of Credit, the outstanding principal balance shall be reduced to $400,000 in the second year of the credit and to $300,000 in the third year. Through March 31, 1997, the Partnership has drawn approximately $500,000 under the Line of Credit.

         On March 5, 1997, the Partnership purchased a parcel of commercial rental property and improvements thereon for a total purchase price of approximately $755,000. The property, which was purchased by the Partnership in fee simple, includes eight warehouse facilities. This property is located in North Ft. Myers, Florida and currently is unoccupied. Prior to the Partnership's acquisition of this real property investment, the warehouse facilities had been owned by a non-affiliated business entity which used the warehouse facilities for its operations. Accordingly, such facilities have not been previously leased to third parties. The Partnership intends to commence leasing activities in the near future. This acquisition was financed by the $500,000 Line of Credit and $255,000 from the cash proceeds from the offering. Of the $42,000 in real estate commissions paid in connection with this investment, approximately $21,000 of the closing costs were paid to Flordeco Realty, Inc., an affiliate of the General Partner. The tax basis of this property for tax purposes is $755,580. The Partnership intends to depreciate the assets on the straight-line method over a 39.5 year period, for a 2.53% rate of depreciation per year. Based on an appraised value for real property tax purposes of $1.8 million, the annual taxes on the property would be $34,000. However, since the property was acquired for substantially less than this appraised value through an arm's length transaction, management anticipates a reduction in the annual taxes to $14,000. See Item 1: "Business - Recent Developments" and Item 2: "Properties" below for additional information regarding this investment.

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


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements of the Partnership, including the notes thereto and the report of the independent auditors thereon (the "Financial Statements"), are contained on pages F-1 through F-4 attached hereto as exhibits following the signature page to this Form 10-K.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

MANAGEMENT OF THE PARTNERSHIP

         The Partnership has no directors or executive officers. The Partnership's activities are managed and controlled by the General Partner and, except as expressly provided in the Partnership Agreement, the General Partner has exclusive control to do any and all things necessary or incident to the Partnership's business. The General Partner has engaged the services of the Management Company, an affiliate, to manage the Partnership's investments. In addition, the General Partner and the Management Company will be responsible for oversight of any capital investment projects and leasing of the properties. To the extent that any day-to-day activities or operations are delegated by the General Partner, the General Partner will remain generally responsible for the Partnership's business and will oversee all such delegated activities or operations.

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth information about each person who serves as a director or executive officer of the General Partner, including their ages and positions with the General Partner.

     NAME                           AGE          POSITION WITH THE GENERAL PARTNER
     ----                           ---          ---------------------------------
     Allan E. Fox                   55       President and Director of General Partner
     Thomas R. Cronin, Sr.          56       Secretary, Treasurer and Director of General Partner
     Dr. Gerald Laboda              59       Director of General Partner
     Thomas R. Cronin, Jr.(1)       26       Vice President and Director of General Partner

--------------
(1)  Thomas R. Cronin, Jr. is the son of Thomas R. Cronin, Sr.

         The Board of Directors of the General Partner consists of four (4) members. All directors of the General Partner hold office until the earlier of the next annual meeting of shareholders and until their successors have been duly elected and qualified, or their death, resignation, or removal. Officers are elected annually by the Board of Directors to hold office until the earlier of their death, resignation, or removal.

         Set forth below is the background and experience of the directors and executive officers of the General Partner.

         ALLAN E. FOX is the President and Director of the General Partner. Since May 1990 Mr. Fox has served as President and Director of both the Management Company and Flordeco Realty, Inc. Mr. Fox coordinates and manages real estate sales of Flordeco Realty, Inc. and he is responsible for industrial and commercial real property development for the Management Company. Mr. Fox served as the President of Pate Realty/Pate Homes from 1976 to 1981 and was the Vice President of the Fort Myers Board of Realtors from 1977 to 1978. He has been a licensed real estate broker since 1969. Mr. Fox also serves on the Board of Directors of the Greater Fort Myers Chamber of Commerce.

         THOMAS R. CRONIN, SR., is the Secretary, Treasurer and a Director of General Partner. Mr. Cronin was the Chairman of the Board of Directors of West Coast Bancorp, Inc., a publicly traded bank holding company, and its wholly owned subsidiary, First National Bank of Southwest Florida, from their inception in 1987 and 1989, respectively, until their sale in 1997. Mr. Cronin also is chairman of the Board of Directors of the Management Company, a real estate development company which he founded in 1973, and Flordeco Realty, Inc. Mr. Cronin has served as a general partner of CSL&G since 1971. From 1953 to 1995 he also was a partner of Cronin Distributors, a beverage distribution firm, where he directed financial and strategic planning. From 1977 to 1982 he was a director of Ellis Bank located in Fort Myers. He was a founder and an organizer of Commerce National Bank in Naples and served as a director until its merger in 1987 with First Union National Bank. He is a member of the Board of Trustees of the Southwest Florida Medical Center, an honorary member of the Board of Directors of the Greater Fort Myers Chamber of Commerce and has served as a member of the Board of Directors of Basic American Medical Inc., a public company. Mr. Cronin also served as the President of the Fort Myers Property Owners Association and on a Blue Ribbon Committee to build a governmental campus in downtown Fort Myers. He also is a past president of the Fort Myers YMCA and United Way.

         DR. GERALD LABODA is a Director of the General Partner, the Management Company and Flordeco Realty, Inc., and since 1971 has served as a general partner of CSL&G. Dr. Laboda also is a partner and director of Procraft Industries, a battery wholesaler, and has held those positions since 1989. Dr. Laboda, an oral surgeon, has maintained a medical practice in the Fort Myers area since 1965. In June 1971, he assisted in the organization and establishment of the Southwest Florida Regional Medical Center (known as the Fort Myers Community Hospital) and has served on its Board of Trustees since its formation in various capacities including a chairmanship, Secretary and a vice chairmanship. Columbia/HCA Healthcare Corporation, a publicly traded healthcare provider, recently has acquired the Fort Myers Hospital and has named Dr. Laboda as the Medical Director for its Southwest Florida Division. Dr. Laboda also has served as a Senior Director on the Board of Barnett Bank of Lee County. He currently is the Chairman of the Downtown Redevelopment Agency of the City of Fort Myers.

         THOMAS R. CRONIN, JR. is a Vice President and a Director of the General Partner. Since July 1992, Mr. Cronin has served as the Vice President of the Management Company and Flordeco Realty, Inc. His responsibilities include commercial real estate development an marketing. From 1992 to 1995 he served on the Board of Directors of Cronin Distributors. In addition, from 1993 to 1995, Mr. Cronin owned his own full service commercial real estate company. He presently serves on the Board of Directors of YMCA of Lee County and the Southwest District of the Florida Association of CCIM. Mr. Cronin, a graduate of the University of Florida, has a B.S. degree in Economics and has received his Certified Commercial Investment Member Designation.


ITEM 11.          EXECUTIVE COMPENSATION

         Since inception, neither the Partnership nor the General Partner has paid any cash compensation to their executive officers or directors. Other than the Management Agreement, the Partnership has not entered into any written employment agreements with any persons.

         Pursuant to the terms of the Limited Partnership Agreement, the Partnership will be responsible for paying all expenses incurred by the Partnership or by the General Partner on behalf of the Partnership. Such Partnership expenses will include all compensation expenses of the General Partner. However, the Partnership will not be responsible for compensation payable to, and expenses incurred by, the shareholders of the General Partner, other than out-of-pocket expenses incurred by such persons in their capacities as officers of the General Partner. The General Partner's participation in the income of the Partnership is set forth in the Limited Partnership Agreement which is filed as Exhibit 3.1 and 3.2 to this Form 10-K. See Item 13: "Certain Relationships and Related Transactions" for a discussion of the amounts paid or which may be paid to the General Partner and certain affiliates of the General Partner.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Partnership's outstanding Units as of March 31, 1997, by (i) each person known to the Partnership to own beneficially more than 5% of its outstanding Units, (ii) each director and executive officer of the General Partnership, and (iii) all executive officers and directors of the General Partnership as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all Units owned by them.

                                                                   CURRENT BENEFICIAL OWNERSHIP
                                                                   ----------------------------
                                                                      NUMBER          PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                                 OF UNITS (1)     OF CLASS
------------------------------------                               ---------------    --------
DIRECTORS AND CERTAIN EXECUTIVE OFFICERS
Allan E. Fox.....................................................       -0-               *
    3591 Fowler Street
    Fort Myers, Florida 33901
Thomas R. Cronin, Sr. (2)........................................        15              5.58%
    3591 Fowler Street
    Fort Myers, Florida 33901
Dr. Gerald Laboda (3)............................................        34             12.64%
    3591 Fowler Street
    Fort Myers, Florida 339901
Thomas R. Cronin, Jr.............................................       -0-               *
    3591 Fowler Street
    Fort Myers, Florida 339901

DIRECTORS AND OFFICERS
All Directors and Officers as a group (four persons).............        49             18.22%

OTHER BENEFICIAL HOLDERS
Pauline R. Cronin (4)............................................        25              9.29%
    1593 Whiskey Creek Drive
    Fort Myers, Florida   33919
David L. Lageschulte.............................................        30             11.15%
    2644 Shriver Drive
    Fort Myers, Florida   33901

--------------
 *   Less than 1%
(1) In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, "voting power" is the power to vote or direct the voting of shares, and "dispositive power" is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2) Includes 10 Units held by Flordeco, Inc. since Mr. Cronin, Sr. holds 76.066% of the shares in Flordeco, Inc. Does not include Units held by the General Partnership since no one individual holds a controlling interest in the General Partnership.
(3) Does not include Units held by the General Partnership since no one individual holds a controlling interest in the General Partnership.
(4) Ms. Cronin is the mother of Thomas R. Cronin, Sr., and the grandmother of Thomas R. Cronin, Jr.


         As of March 31, 1997, the General Partnership held 5 Units. The principal shareholders of the General Partnership are Messrs. Thomas R. Cronin, Sr., Allan E. Fox, Gerald Laboda and Thomas R. Cronin, Jr. Each of these gentlemen hold 35%, 20%, 25% and 20%, respectively, of the shares of the General Partnership.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         A number of interrelationships exist among the officers, directors, and shareholders of the General Partner, the Management Company, and Flordeco Realty, Inc. In this regard, the Management Company and its wholly-owned subsidiary, Flordeco Realty, Inc., share the same officers and directors. Messrs. Thomas R. Cronin, Sr., Dr. Gerald Laboda, Allan E. Fox, and Thomas R. Cronin are the sole shareholders of the General Partner and also are officers and directors of the General Partner, Flordeco Realty, Inc. and the Management Company. In addition, Mr. Thomas R. Cronin, Sr. and Dr. Gerald Laboda together own a controlling interest in the Management Company.

         The Management Company has entered into the Management Agreement pursuant to which it will provide certain management services to the Partnership and its real property investments. The Management Company will locate and evaluate prospective real estate investments on behalf of the Partnership, present investment recommendations to the General Partner, negotiate the terms of investments on behalf of the Partnership, establish a business plan for the properties, advise the General Partner on financing, refinancing, or eventual sale of the Partnership's investments, and provide certain administrative services to the Partnership in connection with its day-to-day operations. As compensation for such services, the Partnership has agreed to pay the Management Company a monthly management fee equal to 5% of the Gross Operating Receipts from Rents (as defined in the Management Agreement).

         In connection with the purchase, sale and other real estate brokerage services required by the Partnership with respect to its real property acquisitions and leases, the Partnership and/or the Management

Company may utilize the services of Flordeco Realty, Inc. Although the terms of the brokerage commissions will not be determined through arm's-length negotiations, the brokerage commissions paid to Flordeco Realty, Inc. will be comparable to similar commissions payable to third parties for such services. Flordeco Realty, Inc. is a wholly-owned subsidiary of the Management Company.

         As of December 31, 1996, the Partnership had not commenced any significant operations, except for certain organizational activities and the public offering of its Units, and did not purchase or own any real property investments which generated any Gross Operating Receipts from Rents or required any real estate brokerage services. Accordingly, no fee or compensation was paid to the Management Company or Flordeco Realty, Inc. during 1996. However, Flordeco Realty, Inc. did receive $21,000 in real estate brokerage commission in March 1997 in connection with the acquisition of the Ft. Myers Industrial Complex.

         During the fiscal year ended December 31, 1996, the Management Company paid offering costs of $59,839 on behalf of the Partnership. These amounts were repaid to the Management Company by the Partnership with the proceeds of the offering received upon their release from escrow. See Note 3 to the Financial Statements attached as an exhibit to this Form 10-K.

                                     PART IV


ITEM 14.          EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT:

  1.     Financial Statements

         Report of Independent Accountants

         Balance Sheet, December 31, 1996

         Notes to Financial Statements

  2.     Exhibits

         1.3 -- Form of Promissory Note and Security Agreement, incorporated herein by reference to Exhibit 1.3 of the Partnership's Registration Statement on Form S-11 (Registration No. 333-2820) previously filed with the Commission.

         3.1 -- Certificate of Limited Partnership of the Partnership, incorporated herein by reference to Exhibit 3.1 of the Partnership's Registration Statement on Form S-11 (Registration No. 333-2820) previously filed with the Commission.

         3.2 -- Agreement of Limited Partnership of Flordeco, Ltd. dated March 18, 1995, incorporated herein by referenced to Exhibit 3.2 of the Partnership's Registration Statement on Form S-11 (Registration No. 333-2820) previously filed with the Commission.

         3.3 -- Amended and Restated Agreement of Limited Partnership of Flordeco, Ltd., incorporated herein by reference to Exhibit
                  3.3 of the Partnership's Registration Statement on Form S-11 (Registration No. 333-2820) previously filed with the Commission.

         4.1 -- See Exhibits 3.1 and 3.3 for provisions of Certificate of Limited Partnership of Flordeco, Ltd., and the Amended and Restated Agreement of Limited Partnership of Flordeco, Ltd.

        10.1 -- Management Agreement by and between Flordeco, Inc. and Flordeco, Ltd., incorporated herein by reference to Exhibit
                  10.1 of the Partnership's Registration Statement on Form S-11 (Registration No. 333-2820) previously filed with the Commission.

        10.2 -- Contract for Sale and Purchase by and between Pioneer Hi Bred International, Inc. and Thomas R. Cronin, and Closing Statement dated March 5, 1997, incorporated herein by reference to Exhibit 10.1 of the Partnership's Form 10-Q for the quarterly period ending March 31, 1997.

        10.3 -- Loan Agreement by and among Flordeco, Ltd., and First Independence Bank of Florida, executed March 3, 1997, together with Promissory Note (Revolving Line of Credit) in the amount of $500,000 payable to Flordeco, Ltd. to First Independence Bank of Florida, and other exhibits, incorporated herein by reference to Exhibit 10.2 of the Partnership's Form 10-Q for the quarterly period ending March 31, 1997.

        10.4 -- Closing Statement for title insurance on land received as payment for 5 Units of limited partnership interests in the Partnership, incorporated herein by reference to Exhibit 10.3 of the Partnership's Form 10-Q for the quarterly period ending March 31, 1997.

        27.1  --  Financial Data Schedule (for SEC use only).



(b) REPORTS ON FORM 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FLORDECO, LTD.

Date: June 17, 1997               By: INVESTORS TRUST, INC.,
                                      as General Partner


                                      By: /s/ Allan E. Fox
                                         ---------------------------------------
                                          Allan E. Fox
                                          President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                             TITLE*                                DATE
           ---------                             ------                                ----

/s/ Allan E. Fox                    President and Director of General Partner      June 17, 1997
------------------------------      (Principal Executive Officer)
          Allan E. Fox


/s/ Thomas R. Cronin, Sr.           Secretary, Treasurer, and Director             June 17, 1997
------------------------------      of General Partner (Principal Accounting
      Thomas R. Cronin, Sr.         Officer and Principal Financial Officer)


/s/ Dr. Gerald Laboda               Director of General Partner                    June 17, 1997
------------------------------
      Dr. Gerald Laboda


/s/ Thomas R. Cronin, Jr.           Vice President and Director                    June 17, 1997
------------------------------      of General Partner
      Thomas R. Cronin, Jr.


--------------------
*These offices and directorships are held in Investors Trust, Inc., which is the sole General Partner of Flordeco, Ltd.

                  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH
               REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT
                    BY REGISTRANTS WHICH HAVE NOT REGISTERED
                  SECURITIES PURSUANT TO SECTION 12 OF THE ACT


         A copy of this Form 10-K will be made available to holders of Units at the time of filing of this report. No annual report other than this Form 10-K covering the registrant's last fiscal year will be sent to the registrant's security holders.

         No meeting of limited partners is currently anticipated. Accordingly, no proxy material will be furnished to its security holders.

TABLE OF CONTENTS



                                                                         PAGES
Report of Independent Accountants                                         F-1


Financial Statement:
     Balance Sheet                                                        F-2

     Notes to Financial Statement                                       F-3 - F4

REPORT OF INDEPENDENT ACCOUNTANTS




To the Partners
Flordeco, Ltd.
Fort Myers, Florida


We have audited the accompanying balance sheet of Flordeco, Ltd. (a development stage enterprise) as of December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Flordeco, Ltd. (a development stage enterprise) as of December 31, 1996, in conformity with generally accepted accounting principles.




Fort Myers, Florida
April 22, 1997

FLORDECO, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
December 31, 1996




                  ASSETS

Cash in bank                                                            $246,000
                                                                        --------

      Total assets                                                      $246,000
                                                                        ========


    LIABILITIES AND PARTNERS' EQUITY

LIABILITIES
    Due to related party                                                $ 59,839

PARTNERS' EQUITY                                                         186,161
                                                                        --------

      Total liabilities and partners' equity                            $246,000
                                                                        ========


The accompanying notes are an integral part of these financial statements.

FLORDECO, LTD.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENT

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

         As of December 31, 1996, Flordeco has not commenced operations and is considered a development stage enterprise.

2.       PARTNERS' EQUITY:

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

         As of December 31, 1996, Flordeco had sold 123 units, receiving cash of $246,000 and notes totaling $1,230,000. Of the 123 units sold, 5 units were purchased by the general partner (Investors Trust, Inc.) and 30 units were purchased, directly or indirectly, by shareholders of the general partner.

         Partners' capital at December 31, 1996 consisted of the following:

           Sale of units                                       $ 1,476,000
           Less: Notes receivable                               (1,230,000)
                 Offering costs                                    (59,839)
                                                               -----------

           Balance, December 31, 1996                          $   186,161
                                                               ===========

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

3.       RELATED PARTIES:

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

         During the fiscal year, the Management Company paid offering costs of $59,839 on behalf of Flordeco. This liability is classified as "due to related party" on the balance sheet.

4.       RISKS AND UNCERTAINTIES:

         The partnership will be subject to all of the risks inherent in owning real property investments. Such risks include, but are not limited to, changes in the investment climate for real estate, unanticipated operating expenses, occupancy levels, and rental rates. It is anticipated that most of the proposed investments will be located in the limited geographical area of Southwest Florida.

5.       SUBSEQUENT EVENT:

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

                                INDEX TO EXHIBITS


EXHIBIT                                                                              SEQUENTIALLY
NUMBER                              DESCRIPTION OF EXHIBITS                         NUMBERED PAGES
-------                             -----------------------                         --------------
  1.3  --         Form of Promissory Note and Security Agreement, incorporated herein by reference to Exhibit 1.3 of the Partnership's
                  Registration Statement on Form S-11 (Registration No.
                  333-2820) previously filed with the Commission.

  3.1  --         Certificate of Limited Partnership of the Partnership,
                  incorporated herein by reference to Exhibit 3.1 of the
                  Partnership's Registration Statement on Form S-11
                  (Registration No. 333-2820) previously filed with the
                  Commission.

  3.2  --         Agreement of Limited Partnership of Flordeco, Ltd. dated March
                  18, 1995, incorporated herein by referenced to Exhibit 3.2 of the Partnership's Registration Statement on Form S-11
                  (Registration No. 333-2820) previously filed with the
                  Commission.

  3.3  --         Amended and Restated Agreement of Limited Partnership of
                  Flordeco, Ltd., incorporated herein by reference to Exhibit
                  3.3 of the Partnership's Registration Statement on Form S-11
                  (Registration No. 333-2820) previously filed with the
                  Commission.

  4.1  --         See Exhibits 3.1 and 3.3 for provisions of Certificate of
                  Limited Partnership of Flordeco, Ltd., and the Amended and
                  Restated Agreement of Limited Partnership of Flordeco, Ltd.

 10.1  --         Management Agreement by and between Flordeco, Inc. and
                  Flordeco, Ltd., incorporated herein by reference to Exhibit
                  10.1 of the Partnership's Registration Statement on Form S-11
                  (Registration No. 333-2820) previously filed with the
                  Commission.

 10.2  --         Contract for Sale and Purchase by and between Pioneer Hi Bred
                  International, Inc. and Thomas R. Cronin, and Closing
                  Statement dated March 5, 1997, incorporated herein by
                  reference to Exhibit 10.1 of the Partnership's Form 10-Q for the quarterly period ending March 31, 1997.

 10.3  --         Loan Agreement by and among Flordeco, Ltd., and First
                  Independence Bank of Florida, executed March 3, 1997, together with Promissory Note (Revolving Line of Credit) in the amount of $500,000 payable to Flordeco, Ltd. to First Independence
                  Bank of Florida, and other exhibits, incorporated herein by reference to Exhibit 10.2 of the Partnership's Form 10-Q for the quarterly period ending March 31, 1997.

 10.4  --         Closing Statement for title insurance on land received as
                  payment for 5 Units of limited partnership interests in the
                  Partnership, incorporated herein by reference to Exhibit 10.3 of the Partnership's Form 10-Q for the quarterly period ending
                  March 31, 1997.

 27.1  --         Financial Data Schedule (for SEC use only).                                - 1 -