Form 10-Q
period 1997-06-30
FLORDECO LTD
filed 1997-08-19
CIK 1011317

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO
                                             ---------   --------


                         COMMISSION FILE NUMBER 333-2820

                                 FLORDECO, LTD.
             (Exact Name of Registrant as Specified in its Charter)


                 FLORIDA                                     65-0671467
       (State or Other Jurisdiction of                     (IRS Employer
       Incorporation or Organization)                    Identification No.)


            3591 FOWLER STREET                                  33901
            FT. MYERS, FLORIDA                                (Zip Code)
           (Address of Principal
             Executive Offices)


                                 (941) 936-8888
              (Registrant's Telephone Number, Including Area Code)

                         -----------------------------

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
                                               ----    ----

                                 FLORDECO, LTD.

                                    FORM 10-Q

                       For the Quarter Ended June 30, 1997


                                      INDEX

                                                                                    Page
                                                                                    ----

PART I -    FINANCIAL INFORMATION

Item 1.     Financial Statements.............................................        1

Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................        7

Item 3.     Quantitative and Qualitative Disclosures about Market Risk.......        8



PART II -   OTHER INFORMATION

Item 1.     Legal Proceedings................................................        9

Item 2.     Changes in Securities............................................        9

Item 3.     Defaults Upon Senior Securities..................................        9

Item 4.     Submission of Matters to a Vote of Securities Holders............        9

Item 5.     Other Information................................................        9

Item 6.     Exhibits and Reports on Form 8-K.................................        10

                        PART I - FINANCIAL INFORMATION


ITEM 1.         FINANCIAL STATEMENTS


                                 FLORDECO, LTD.
                                  (Unaudited)

                                 BALANCE SHEET
                                 June 30, 1997

                                     ASSETS

CURRENT ASSETS
  Cash                                                           $  214,244
                                                                 ----------
                                                                    214,244
                                                                 ----------

PROPERTY
  Land - Evans Avenue                                               182,241
  Land - 15 Acres I-75                                               62,262
  Land - N Ft. Myers Industrial Campus                              140,000
  N Ft. Myers Industrial Campus                                     643,983
  Furniture and Fixtures                                              1,602
                                                                 ----------
                                                                  1,030,088
  Less accumulated depreciation                                       5,056
                                                                 ----------
                                                                  1,025,032
                                                                 ----------

OTHER ASSETS
  Prepaid loan costs,
     less accumulated amortization of $681                            5,447
  Deposits                                                           19,684
                                                                 ----------
                                                                     25,131
                                                                 ----------

         Total assets                                            $1,264,407
                                                                 ==========

                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
  Current portion of long-term debt                              $  100,000
  Real estate taxes payable                                           5,642
                                                                 ----------
                                                                    105,642

LONG-TERM DEBT, less current portion                                400,000

PARTNERS' EQUITY                                                    758,765
                                                                 ----------

         Total liabilities and partners' equity                  $1,264,407
                                                                 ==========


   The accompanying notes are an integral part of these financial statements.

                                 FLORDECO, LTD.
                                  (Unaudited)

                                INCOME STATEMENT

                                    Three months ended        Six months ended
                                    ------------------        ----------------
                                      June 30, 1997             June 30, 1997
                                      -------------             -------------
Expenses
     Advertising                       $  2,280                   $  5,860
     Accounting and legal fees            6,638                      7,161
     Bank service charges                   222                        254
     Depreciation                         3,937                      5,056
     Telephone                              181                        181
     Electric                             1,416                      1,416
     Water                                   60                         60
     Interest                            11,778                     11,778
     Licenses                                40                      2,427
     Amortization of loan costs             511                        681
     Repair and maintenance               8,446                      8,628
     Office Supplies                          -                         40
     Outside services                       855                      1,710
     Rubbish removal                          -                      1,807
     Miscellaneous                           21                         21
                                       --------                   --------
                                         36,385                     47,080
                                       --------                   --------

     Income (loss) from operations      (36,385)                   (47,080)

Interest income                           2,052                      4,950
                                       --------                   --------

Net income                             $(34,333)                  $(42,130)
                                       ========                   ========

FLORDECO, LTD
(Unaudited)


NOTES TO FINANCIAL STATEMENTS



1.   Nature of Business:

     Flordeco, Ltd. (Flordeco), a Florida limited partnership, was formed to make equity investments in a diversified portfolio of incomes producing residential and commercial properties. Profits, losses and distributions of cash or property by the Partnership generally will be made to the Unitholders (including the general partner) in proportion to the units held by each of them.

2.   Property:

     On March 5, 1997, Flordeco purchased commercial rental property for approximately $755,000. The property is located in North Fort Myers, Florida. Currently the property, a warehouse, is unoccupied.

3.   Long-term debt:

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

4.   Partners' Equity:

     In 1996, Flordeco filed a registration statement (Form S-11) with the Securities and Exchange Commission in order to sell partnership units to the public. The offering called for a maximum of 1,000 units and a minimum of 100 units at $12,000 per unit, payable $2,000 in cash and a $10,000 full-recourse promissory note. Each promissory note is payable over a ten year period at $1,000 per year without interest. The offering terminated on April 30, 1997.

FLORDECO, LTD
(Unaudited)


NOTES TO FINANCIAL STATEMENTS



4.   Partners' Equity (continued):

     Flordeco sold 336 units, receiving cash of $632,000, undeveloped land valued at $240,000 and notes totaling $3,160,000. Of the 336 units sold, 5 units were purchased by the general partner (Investors Trust, Inc.), 72 units were purchased, directly or indirectly, by shareholders of the general partner, 45 units were purchased by Flordeco, Inc., and 1 unit was purchased by Flordeco, Realty, Inc. Flordeco, Inc. and Flordeco Realty, Inc. are Florida corporations and affiliates of the general partner.

     Partners' capital at June 30, 1997 consisted of the following:

               Sale of units                           $ 4,032,000
               Less: Notes receivable                   (3,160,000)
                     Offering costs                        (71,105)
               YTD Net loss                                (42,130)
                                                       -----------

               Balance, June 30, 1997                  $   758,765
                                                       ===========

5.   Related Parties:

     The Management Company will provide certain management services to the partnership and its real property investments. Mr. Thomas R. Cronin and Dr. Gerald Laboda, shareholders of the general partner, together own a controlling interest in the Management Company. Flordeco Realty, Inc. is a Florida corporation and a wholly-owned subsidiary of the Management Company.

     Partnership transactions involving the purchase, lease, and sale of the partnership's properties may result in the immediate realization by the general partner and its affiliates, including the Management Company and Flordeco Realty, Inc. of substantial commissions, fees, compensation and other income. These fees will generally be based upon a percentage of the amount paid to or by the partnership. None of the agreements for such services were the result of arm's-length negotiations.

FLORDECO, LTD
(Unaudited)


NOTES TO FINANCIAL STATEMENTS



6.   Risks and Uncertainties:

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

         In order to obtain the necessary capitalization to commence its business activities, the Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission to register 1,000 units of limited partnership interests in the Partnership ("Units") for sale at a purchase price of $12,000 per Unit. The purchase price per Unit is payable $2,000 in cash and $10,000 in a ten year fully secured promissory note ("Promissory Note"). The Promissory Note is noninterest bearing and it is payable in ten equal annual installments. The registration statement was declared effective on August 12, 1996, and the sale of Units was commenced. The Units were offered for sale on a self underwritten best-efforts basis. A minimum of 100 Units ("Minimum Offering") were required to be sold prior to December 31, 1996, unless extended to January 31, 1997. On January 22, 1997, the Minimum Offering was sold and the proceeds were released from escrow and the General Partner extended the offering through April 30, 1997. As of April 30, 1997, the Partnership sold 336 Units. Approximately 79 of the Units were purchased by the General Partner and its affiliates.


RESULTS OF OPERATIONS

         The following discussion regarding the results of operations should be read in conjunction with the historical financial statements of the Partnership.

         During the six month period ended June 30, 1997, the Partnership was engaged primarily in start-up activities and the sale of Units. As a result, the Partnership did not engage in any significant operations for the first half of 1997 and incurred a loss of $34,333 for the second quarter. The loss incurred for the first six months of 1997 was $42,130. Total revenues for the first six months of 1997 consisted entirely of proceeds received from interest income earned on the offering proceeds held in bank deposits pending their investment. Interest income for the second quarter of 1997 was $2,898. Revenues for the first six months of 1997 was $4,950.

         Total expenses for the second quarter and for the six month period ended June 30, 1997 was $36,385 and $47,080, respectively, of which approximately $6,638 and $7,161, respectively, were associated with offering related activities. The remaining expenses were for general repair, maintenance, administration, and other outside services.

         Revenues and expenses in future periods will be highly dependent upon the type of real property investments acquired by the Partnership and the timing of their acquisition. On March 5, 1997, the Partnership acquired real property which includes warehouse facilities. These facilities are currently unoccupied and will not begin generating revenues until tenants are secured. In the interim, the Partnership will continue to incur costs for the promotion and maintenance of the property, including the payment of debt service. Until the Partnership can find sufficient tenants to operate the facility at a profit, the Partnership is expected to continue to generate losses. Further, since the facilities have never been operated as a warehouse facility for lease to third party tenants, there can be no assurance that the Partnership will be able to secure sufficient tenants, if any, for the facilities.

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion regarding liquidity and capital resources should be read in conjunction with the financial statements as of June 30, 1997.

         The Partnership's principal source of liquidity through the date hereof has been the proceeds received from the public offering of its Units and a line of credit from a banking institution. As a result of the public offering of its Units completed on April 30, 1997, the Partnership raised $4,032,000 in gross proceeds consisting of $632,000 in cash, $240,000 in undeveloped land, and $3,160,000 in investor's Promissory Notes. After taking into account the offering expenses of $71,105 and year to date loss of $42,130, total cash capital of the Partnership was approximately $214,244 as of June 30, 1997. See "Part II - Item 5. Other Information" below for a description of the Units issued on April 30, 1997 pursuant to the public offering in return for real property valued at $180,000, inclusive of costs and fees.

         On March 3, 1997, the Partnership pledged the Promissory Notes as collateral for a three-year revolving line of credit from a banking institution in the amount of $500,000 ("Line of Credit"). The interest rate payable on the credit facility is 1% plus prime and the principal thereon matures on March 1, 2000. Under the terms of the Line of Credit, the outstanding principal balance shall be reduced to $400,000 in the second year of the credit and to $300,000 in the third year. Through June 30, 1997, the Partnership has drawn approximately $500,000 under the Line of Credit.

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

         None.


ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

         None.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         None.


ITEM 5.       OTHER INFORMATION


         On April 30, 1997, the Partnership acquired certain real property located on Evans Avenue in Ft. Myers, Florida as payment in full for 15 Units of the Partnership's limited partnership interests sold pursuant to the public offering. The purchase price of the property, including closing costs and real estate commissions, was $180,000, the full purchase price of the 15 Units. None of the Partnership's available cash was expended in the acquisition of this property. In connection with this acquisition, real estate commissions of $12,000 were paid to Flordeco Realty, Inc., an affiliate of Investors Trust, Inc., the general partner of the Partnership, in the form of a Unit conveyed to it by the seller.

         The real property acquired consists of approximately 1.55 acres of vacant property which is zoned for business activities. No construction of improvements or structures thereon are currently contemplated. Management believes that this parcel of property can be profitably resold to a purchaser who will develop the real property themselves.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (A)      EXHIBITS

   10.1   --  Contract for Sale and Purchase by and between Flordeco, Ltd. and
              Stephen W. Buckley, Trustee of Two Thirty Five Evans Trust and certain trust beneficiaries, Trustee's Deed, and Closing Statement dated April 30, 1997.

   27.1   --  Financial Data Schedule (for SEC use only).


     (B)      REPORTS ON FORM 8-K

              None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           FLORDECO, LTD.


Date:  August 14, 1997                     By: INVESTORS TRUST, INC.,
                                               a Florida corporation,
                                               as general partner


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