Form 10-Q
period 1997-09-30
FLORDECO LTD
filed 1997-11-13
CIK 1011317

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

             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

            FOR THE TRANSITION PERIOD FROM               TO
                                           -------------    ------------

                         COMMISSION FILE NUMBER 333-2820

                                 FLORDECO, LTD.
             (Exact Name of Registrant as Specified in its Charter)


          FLORIDA                                           65-0671467
(State or Other Jurisdiction of                            (IRS Employer
Incorporation or Organization)                           Identification No.)


        3591 FOWLER STREET                                      33901
        FT. MYERS, FLORIDA                                   (Zip Code)
(Address of Principal Executive Offices)


                                 (941) 936-8888
              (Registrant's Telephone Number, Including Area Code)



Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past ninety (90) days. Yes X   No
                                               ---    ---

                                 FLORDECO, LTD.

                                    FORM 10-Q

                    For the Quarter Ended September 30, 1997


                                      INDEX

                                                                                                                Page
                                                                                                                ----
PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements............................................................................1

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.......................................................................5

Item 3.           Quantitative and Qualitative Disclosures About Market Risk......................................6


PART II - OTHER INFORMATION

Item 1.           Legal Proceedings ..............................................................................7

Item 2.           Changes In Securities...........................................................................7

Item 3.           Defaults Upon Senior Securities.................................................................7

Item 4.           Submission of Matters to a Vote of Security-Holders.............................................7

Item 5.           Other Information...............................................................................7

Item 6.           Exhibits and Reports on Form 8-K................................................................7



                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                                 FLORDECO, LTD.
                                   (Unaudited)

                                  BALANCE SHEET
                               September 30, 1997

                                     ASSETS

CURRENT ASSETS
     Cash                                                       $  168,613
                                                                ----------
                                                                $  168,613
                                                                ----------
PROPERTY
     Land - Evans Avenue                                           182,241
     Land - 15 Acres I-75                                           62,262
     Land - N Ft Myers Industrial Campus                           140,000
     N Ft Myers Industrial Campus                                  659,844
     Furniture and Fixtures                                          1,602
                                                                ----------
                                                                 1,045,949
     Less accumulated depreciation                                   9,356
                                                                ----------
                                                                 1,036,593
                                                                ----------
OTHER ASSETS
     Prepaid loan costs,
         less accumulated amortization of $1,192                     4,936
     Deposits                                                        4,683
                                                                ----------
                                                                     9,619
                                                                ----------
         Total assets                                           $1,214,825
                                                                ==========


                        LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
     Current portion of long-term debt                          $  100,000
     Real estate taxes payable                                       5,642
                                                                ----------
                                                                   105,642

LONG-TERM DEBT, less current portion                               400,000

PARTNERS' EQUITY                                                   709,183
                                                                ----------
     Total liabilities and partners' equity                     $1,214,825
                                                                ==========


   The accompanying notes are an integral part of these financial statements.

                                 FLORDECO, LTD.
                                   (Unaudited)

                                INCOME STATEMENT


                                      Three months ended      Nine months ended
                                      ------------------      ------------------
                                      September 30, 1997      September 30, 1997
                                      ------------------      ------------------
Expenses
         Advertising                       $  4,684                $ 10,543
         Accounting and legal fees           17,959                  25,119
         Bank service charges                    22                     276
         Depreciation                         4,300                   9,356
         Telephone                              118                     298
         Electric                             1,798                   3,214
         Water                                   47                     108
         Interest                            12,139                  23,917
         Licenses                                --                   2,428
         Amortization of loan costs             511                   1,192
         Repair and maintenance               6,823                  15,451
         Office supplies                         --                      40
         Outside services                        --                   1,711
         Rubbish removal                      2,974                   4,782
         Miscellaneous                           --                      21
                                           --------                --------
                                             51,375                  98,456
                                           --------                --------


         Income (loss) from operations      (51,375)                (98,456)

Interest Income                               1,744                   6,695
                                           --------                --------

Net Income                                 $(49,631)               $(91,761)
                                           ========                ========

FLORDECO, LTD.
(Unaudited)

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

     2.  Property:

         On March 5, 1997, Flordeco purchased commercial rental property for approximately $755,000. The property is located in North Ft. Myers, Florida. Currently the property, a warehouse, is unoccupied.

     3.  Depreciation:

         Property and equipment are recorded at cost. Depreciation is recorded using the straight-line method of depreciation over the estimated useful lives of the respective assets.

     4.  Amortization:

         Loan costs associated with the Partnership's debt are being amortized over the term of the loan using the straight-line method.

     5.  Long-term debt:

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

     6.  Partners' Equity:

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

         Flordeco sold 336 units, receiving cash of $632,000, undeveloped land valued at $240,000 and notes totaling $3,160,000. Of the 336 units sold, 5 units were purchased by the general partner (Investors Trust, Inc.), 72 units were purchased, directly or indirectly, by shareholders of the general partner, 45 units were purchased by Flordeco, Inc. and 1 unit was purchased by Flordeco, Realty, Inc. Flordeco, Inc. and Flordeco Realty, Inc. are Florida corporations and affiliates of the general partner.


         Partners' capital at September 30, 1997 consisted of the following:

            Sale of Units                                 $  4,032,000
            Less:      Notes receivable                     (3,160,000)
                       Offering costs                          (71,055)
            YTD Net loss                                       (91,762)
                                                          ------------
            Balance, September 30, 1997                   $    709,183
                                                          ============

     7.  Related Parties:

         The Management Company will provide certain management services to the partnership and its real property investments. Mr. Thomas R. Cronin and Dr. Gerald Laboda, shareholders of the general partner, together own a controlling interest in the Management Company. Flordeco Realty, Inc. is a Florida corporation and a wholly-owned subsidiary of the Management Company.

         Partnership transactions involving the purchase, lease, and sale of the partnership's properties may result in the immediate realization by the general partner and its affiliates, including the Management Company and Flordeco Realty, Inc. of substantial commissions, fees, compensation and income. These fees will generally be based upon a percentage of the amount paid to or by the partnership. None of the agreements for such services were the result of arm's-length negotiations.

     8.  Risks and Uncertainties:

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

         In order to obtain the necessary capitalization to commence its business activities, the Partnership filed a Form S-11 registration statement with the Securities and Exchange Commission to register 1,000 units of limited partnership interests in the Partnership ("Units") for sale at a purchase price of $12,000 per Unit. The purchase price per Unit is payable $2,000 in cash and $10,000 in a five year fully secured promissory note ("Promissory Note"). The Promissory Note is noninterest bearing and it is payable in ten equal annual installments. The registration statement was declared effective on August 12, 1996, and the sale of Units was commenced. The Units were offered for sale on a self underwritten best efforts basis. A minimum of 100 Units ("Minimum Offering") was required to be sold prior to December 31, 1996, unless extended to January 31, 1997. On January 22, 1997, the Minimum Offering was sold and the proceeds were released from escrow and the General Partner extended the offering through April 30, 1997. As of April 30, 1997, the Partnership sold 336 Units. Approximately 123 of the Units were purchased by the General Partner and its affiliates.


RESULTS OF OPERATIONS

         The following discussion regarding the results of operations should be read in conjunction with the historical financial statements of the Partnership.

         During the three and nine month period ending September 30, 1997, the Partnership was engaged primarily in start-up activities. As a result, the Partnership did not engage in any significant operations for the three quarters of 1997 and incurred a loss of $49,631 for the three month period and a loss of $91,762 for the nine month period. Total revenues for the three month and nine month periods ending September 30, 1997 consisted entirely of interest earned in the amount of $1,744 and $6,694, respectively, on the offering proceeds held in the bank deposits pending their investment.

         Total expenses for the three and nine month period ending September 30, 1997 were $51,375 and $98,456, respectively. Expenses incurred in the three and nine month periods were associated with offering and startup related activities, including general repair, maintenance, administration, and other outside services. The expenses for the nine month period were comprised of approximately $30,369 of offering related activities and $68,087 related to startup activities.

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

LIQUIDITY AND CAPITAL RESOURCES

         The following discussion regarding liquidity and capital resources should be read in conjunction with the financial statements as of September 30, 1997.

         The Partnership's principal source of liquidity through the date hereof has been the proceeds received from the public offering of its Units and a line of credit from a banking institution. As a result of the public offering of its Units completed on April 30, 1997, the Partnership raised $4,032,000 in gross proceeds consisting of $632,000 in cash, $240,000 in undeveloped land, and $3,160,000 in investor's Promissory Notes. After taking into account the prior year's offering expenses of $71,055 and the loss year to date of $91,762, total cash capital of the Partnership was approximately $168,613 as of September 30, 1997.

         On March 3, 1997, the Partnership pledged the Promissory Notes as collateral for a three-year revolving line of credit from a banking institution in the amount of $500,000 ("Line of Credit"). The interest rate payable on the credit facility is 1% plus prime and the principal thereon matures on March 1, 2000. Under the terms of the Line of Credit, the outstanding principal balance shall be reduced to $400,000 in the second year of the credit and to $300,000 in the third year. Through September 30, 1997, the Partnership has drawn approximately $500,000 under the Line of Credit.

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

                                         FLORDECO, LTD.


Date:  November 12, 1997                 By: INVESTORS TRUST, INC.,
                                            a Florida corporation,
                                            as general partner


                                            /s/ Allan E. Fox
                                            -----------------------------------
                                            Allan E. Fox
                                            President



                                            /s/ Eileen W. Murphy
                                            -----------------------------------
                                            Eileen W. Murphy,
                                            Treasurer and Secretary